Form 10-K
period 2005-12-31
Americredit Automobile Receivable Trust 2005-D-A
filed 2006-02-28
CIK 1344379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                to                                         .

Commission file number: 333-121120-05

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2005-D-A

(Exact name of Registrant as specified in its charter)

Delaware	20-3685112
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3900
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934:                 None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934:                 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                                                             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                                                             No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                                                             No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐          No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant:   None

PART I

ITEM 1.                                                     BUSINESS

A response to Item 1 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 1A.                                           RISK FACTORS

As the registrant is an asset-backed issuer, a response to Item 1A is omitted pursuant to General Instruction J1(b) of the General Instructions to Form 10-K.

ITEM 1B.                                             UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

None.

ITEM 3.                                                     LEGAL PROCEEDINGS

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 28, 2006, there was one holder of record of the securities.  See also Item 12. Security Ownership of Certain Beneficial Owners and Management.  There was no principal market in which the securities traded.

ITEM 6.                                                     SELECTED FINANCIAL DATA

A response to Item 6 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A response to Item 7 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 17, 2005, AmeriCredit Automobile Receivables Trust 2005-D-A issued the following securities:

$245,000,000	4.3436%	Class A-1 Notes
$321,000,000	4.75%	Class A-2 Notes
$595,000,000	4.87%	Class A-3 Notes
$239,000,000	5.02%	Class A-4 Notes

The Trust’s gross interest rate spread, which is the difference between interest earned on its finance receivables and interest paid on its debt securities, is affected by changes in interest rates.  The interest rate demanded by investors on the debt securities depends on prevailing market interest rates for comparable transactions and the general interest rate environment.  These debt securities can bear either fixed or variable interest rates.  The Trust can utilize derivative financial instruments, interest rate swap and cap agreements, to minimize the impact of the interest rate fluctuations on the gross interest rate margin.

The finance receivables held by the Trust bear interest at a fixed rate, while the debt securities bear either a fixed or floating rate to the investors.  The fixed rates on the debt securities are indexed to market interest rate swap levels for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the transaction.  As noted in the table above the Trust issued four classes of fixed rate debt securities.

The following table provides information about the Trust’s interest rate sensitive financial instruments by expected maturity date as of December 31, 2005 (dollars in thousands):

Years Ending December 31,	2006	2007	2008	2009	Fair Value

Assets:
Finance receivables	$448,928	$406,902	$286,177	$341,662	$1,630,827

Liabilities:
Debt securities issued principal amounts	$453,693	$354,005	$248,974	$297,246	$1,377,243
Weighted average effective interest rate	4.85%	4.92%	4.95%	5.01%

As of December 31, 2005, finance receivables are estimated to be realized in future periods using discount rates, prepayment and credit loss assumptions based on historical experience.  Debt securities issued principal amounts have been classified based on expected payoff.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A response to Item 8 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                           CONTROLS AND PROCEDURES

A response to Item 9A is omitted pursuant to 17 C.F.R. §§ 240.13a-14(g) and 240.13a-15(a).

ITEM 9B.                                             OTHER INFORMATION

None.

PART III

ITEM 10.                                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A response to Item 10 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 11.                                               EXECUTIVE COMPENSATION

A response to Item 11 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 12.                                               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AFS SenSub Corp. was the only holder of record which beneficially owns more than 5% of the Certificates.  The dollar and percentage amounts reflected in the table below are based upon the face amount of the Certificates as of the Closing Date, and do not reflect amortization, if any, since that date.

Name and Address of Participant	Amount of Certificates Beneficially Owned	Percentage of Certificates Beneficially Owned
AFS SenSub Corp.	no face amount	100%
2265B Renaissance Drive, Suite 17	(residual value)
Las Vegas, NV 89119

ITEM 13.                                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)   Transactions with Management and Others.

None.

(b)   Certain Business Relationships.

None.

(c)   Indebtedness of Management.

None.

ITEM 14.                                               PRINCIPAL ACCOUNTANT FEES AND SERVICES

A response to Item 14 is omitted pursuant to the Instruction to Item 14.

PART IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                    Exhibits

Exhibit Number	Description	Method of filing

Exhibit 31.1	Executive Vice President, Chief Financial Officer and Treasurer Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reporting	Filed with this report

Exhibit 99.1	Annual Servicer Statement of Compliance	Filed with this report

Exhibit 99.2	Report of Independent Accountants	Filed with this report

(b)                   Reports on Form 8-K

The current report on Form 8-K attaching the related transaction documents were filed by AmeriCredit Automobile Receivables Trust 2005-D-A on November 22, 2005.

The current reports on Form 8-K attaching the related Monthly Servicer’s Report were filed by AmeriCredit Automobile Receivables Trust 2005-D-A on December 12, 2005 for the month ending November 30, 2005 and January 10, 2006 for the month ending December 31, 2005 and February 10, 2006 for the month ending January 31, 2006.

(c)                    Exhibits to this report are listed in Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2005-D-A has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2005-D-A

By:	AMERICREDIT FINANCIAL SERVICES, INC.,
as sponsor and as servicer

By:	/s/ Chris A. Choate
	Name:	Chris A. Choate
	Title:	Executive Vice President, Chief Financial Officer and Treasurer
	Dated:	February 28, 2006

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2005-D-A

Exhibit Number	Description	Method of filing

Exhibit 31.1	Executive Vice President, Chief Financial Officer and Treasurer Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reporting	Filed with this report

Exhibit 99.1	Annual Servicer Statement of Compliance	Filed with this report

Exhibit 99.2	Report of Independent Accountants	Filed with this report